Form 10-K
period 2004-10-31
NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
filed 2005-01-31
CIK 1001679

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________
                                  ----------
                      Commission File Number 033-36767-03
                                  ----------


                  NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
                  -------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        36-3731520
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


           2850 WEST GOLF ROAD                             60008
        Rolling Meadows, Illinois                        (Zip Code)
(Address of principal executive offices)


         Registrant's telephone number, including area code (847) 734-4000

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X

                                     PART I

ITEM 1.  BUSINESS

The Navistar Financial Dealer Note Trust 1990 (the "1990 trust") was terminated as of February 28, 1999. All outstanding 1990 Trust Certificates were redeemed in full. At that time all assets owned by the 1990 Trust were transferred to the Navistar Financial 1995 Dealer Note Master Trust (the "Master Trust") and the Master Trust became the active trust.

The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of June 8, 1995, among Navistar Financial Securities Corporation, as Seller (the "Seller"), Navistar Financial Corporation, as Servicer (the "Servicer"), and The Bank of New York, as Master Trust Trustee (the "Master Trust Trustee"). On June 8, 1995, the 1990 Trust issued certificates representing an undivided interest in the 1990 Trust assets (the "1990 Trust Certificates") in the amount of $207.9 million to the Master Trust which, in turn, issued Series 1995-1 Certificates in the amount of $200.0 million to the public. On July 17, 1998, the 1990 Trust issued 1990 Trust Certificates in the amount of $200.0 million to the Master Trust which, in turn, issued Series 1998-1 Certificates to the public. On July 13, 2000, the Master Trust issued Series 2000-1 of Class A and B Certificates in the amount of $200.0 million and $12.0 million, respectively, to the public. On July 10, 2003, the Master Trust issued Series 2003-1 of Class A and B Certificates in the amount of $200.0 million and $12.0 million, respectively, to the public. On June 10, 2004, the Master Trust issued Series 2004-1 of Class A and B Certificates in the amount of $200.0 million and $12.0 million, respectively, to the public. As of August 25, 2004, the Series 1995-1 Certificates were redeemed and paid in full.

Wholesale dealer notes (the "Dealer Notes") and security interests in the vehicles financed thereby were transferred to the Master Trust in exchange for cash. The cash was derived from proceeds of the sale by the Master Trust of floating rate pass-through certificates (the "Investor Certificates"), which were remarketed to the public. The Seller sells additional Dealer Notes on a daily basis to the Master Trust to replace those daily Dealer Notes that are liquidated or charged off as uncollectible. Accordingly, the aggregate amount of Dealer Notes in the Master Trust will fluctuate from day to day as new Dealer Notes are generated and existing Dealer Notes are removed.

Under the terms of the Pooling and Servicing Agreement, the Seller is required to maintain a minimum investment in the Master Trust (the "Minimum Master Trust Seller's Interest"), a portion of which is subordinated to the Investor Certificates. If the amount of Dealer Notes in the Master Trust is less than the combined ownership interest evidenced by the Investor Certificates and Minimum Master Trust Seller's Interest, the Seller must transfer additional funds ("Investment Securities") to the Master Trust to maintain NFSC's investment in the Master Trust (the "Master Trust Seller's Interest") at an amount not less the Minimum Master Trust Seller's Interest.

ITEM 2.  PROPERTIES

Refer to Schedule 13(f) for information regarding the Certificates.

ITEM 3.  LEGAL PROCEEDINGS

The registrant knows of no material pending legal proceedings involving either the Dealer Notes or the trustees, or the Seller or Servicer in respect of the trusts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the period of this report to a vote of the Certificateholders.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

There were 50 participants holding positions in the Certificates issued by the Master Trust as of the end of the reporting year. For a breakdown of participants by series, refer to schedule 13(f). There is no principal market in which such certificates are traded. The Master Trust will not pay dividends in respect of the Certificates and, accordingly, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

ITEM 6.  SELECTED FINANCIAL DATA

None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

As of October 31, 2004, the combined aggregate principal balance of Dealer Notes and Investment Securities was $1,186.4 million. Reference is made to Exhibit 13 for additional information for their respective series regarding principal and interest payments with respect to the Investor Certificates and information regarding servicing compensation and other fees paid by the trust during the fiscal year.

As of October 31, 2004, the combined aggregate principal balance of Dealer Notes and Investment Securities allocated by the Master Trust to Investor Certificates and the Master Trust Seller's Interest was $1,132.4 million and $54.0 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

None.

ITEM 11. EXECUTIVE COMPENSATION

None.

                              PART III (CONTINUED)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Navistar Financial Corporation owns 100% of the Registrant's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Exhibits

        3    Articles of Incorporation and By-Laws

        10   Material Contracts

        31 Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

        99.1 Management's Assertion Concerning Compliance.

        99.2 Independent Auditor's Report.

        99.3 Officer's Compliance Certificate.

(b)   Schedules

      The Annual Summary of the Servicer and Settlement Certificates listed below is an annualized version of the monthly Servicer Certificates prepared by the Servicer.

      13(a)  Annual Summary
             -  Servicer and Settlement Certificates for Series 1995-1
             -  Exhibit A

      13(b)  Annual Summary
             -  Servicer and Settlement Certificates for Series 1998-1
             -  Exhibit A

      13(c)  Annual Summary

             -  Servicer and Settlement Certificates for Series 2000-1
             -  Exhibit A

      13(d)  Annual Summary
             -  Servicer and Settlement Certificates for Series 2003-1
             -  Exhibit A

      13(e)  Annual Summary
             -  Servicer and Settlement Certificates for Series 2004-1
             -  Exhibit A

      13(f)  Series Allocation Data

(b)   Reports on Form 8-K

      Registrant filed the following reports on Form 8-K during the three months ended October 31, 2004:

(i) Navistar Financial Dealer Note Master Trust filed the July Servicer and Settlement Certificates on Form 8-K dated September 3, 2004.

(ii) Navistar Financial Dealer Note Master Trust filed the August Servicer and Settlement Certificates on Form 8-K dated September 29, 2004.

(iii) Navistar Financial Dealer Note Master Trust filed the September Servicer and Settlement Certificates on Form 8-K dated October 27, 2004.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  NAVISTAR FINANCIAL DEALER NOTE MASTER TRUST
             (Exact name of Registrant as specified in its charter)




By: /s/ PAUL MARTIN                                    January 31, 2005
    ----------------------------------
        Paul Martin
        Vice President and Controller
        (Principal Accounting Officer)

                                                                  Schedule 13(a)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                           ASSET BACKED CERTIFICATES
                                 SERIES 1995-1


Under the Series 1995-1 Supplement dated as of June 8, 1995 (the "Supplement") by and among Navistar Financial Corporation ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Serving Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 1995-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 2003 through August 31, 2004 with respect to distributions and performance of the Master Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

                                                                  Schedule 13(a)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 1995-1


   1 NFC is Servicer under the Agreement.

   3 Master Trust Information for the period of November 1, 2003 through October 31, 2004

 3.1 The amount of the Advance, if any, for the Due Period                                                                       NA

 3.2 The amount of Internatinal Truck & Engine Corporation Finance Charges for the Due Period                                    NA

 3.3 The average daily balance of Dealer Notes outstanding during the Due Period                                                 NA

 3.4 The total amount of Advance Reimbursements for the Due Period                                                               NA

 3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period                                                 NA

 3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust
     during the Due Period                                                                                                       NA

 3.7 The amount of the Servicing Fee for the Due Period                                                                          NA

 3.8 The average daily Master Trust Seller's Interest during the Due Period                                                      NA

 3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                                     NA

3.10 The aggregate amount of Collections for the Due Period                                                                      NA

3.11 The aggregate amount of Finance Charge Collections for the Due Period                                                       NA

3.12 The aggregate amount of Principal Collections for the Due Period                                                            NA

3.13 The amount of Dealer Note Losses for the Due Period                                                                         NA

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                                                   NA

3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement and Article IV
     of the Agreement)                                                                                                           NA

3.16 Eligible Investments in the Excess Funding Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                           NA

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
     as of the end of the Due Period                                                                                             NA

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:

     i)   NA
     ii)  NA
     iii) NA
     iv)  NA
     v)   NA

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
     as a percentage of the total principal amount outstanding, as of the end of the Due Period                                  NA

3.20 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the Master
     Trust Certificateholders.                                                                                                   NA

3.21 Eligible Investments in the Servicer Transition Fee Account:

    a.  The aggregate amount of funds invested in Eligible Investments                                                           NA

    b.  Description of each Eligible Investment:                                                                                 NA

    c.  The rate of interest applicable to each such Eligible Investment                                                         NA

    d.  The rating of each such Eligible Investment                                                                              NA

3.22 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the
     Distribution Date (after giving effect to the transactions set forth in Article IV of the
     Supplement and to the payments made on the Distribution Date)                                                               NA

   4 Series 1995-1 Information for the period of November 1, 2003 through August 31, 2004

 4.1 The Deficiency Amount as of the Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                                                                                0.00

4.2a The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                                   0.00

4.2b The Available Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                                   0.00

 4.3 The Projected Spread for the following Distribution Period                                                                0.00

 4.4 The amount on deposit in the Spread Account as of the Transfer Date (after giving effect
     to the transactions set forth in Article IV of the Supplement)                                                            0.00

 4.5 The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                                       0.00

 4.6 The aggregate amount on deposit in the Negative Carry Reserve Fund as of the Transfer Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                                       0.00

 4.7 The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the
     payments made on the Distribution Date)                                                                                   0.00

 4.8 The amount of Series Allocable Dealer Notes Losses for the Due Period                                                  -683.83

 4.9 The amount of Series Allocable Finance Charge Collections for the Due Period                                      9,196,631.87

4.10 The amount of Series Allocable Principal Collections for the Due Period                                         761,723,622.23

4.11 The amount of Series Principal Account Losses for the Due Period                                                          0.00

4.12 The amount of Investor Dealer Note Losses for the Due Period                                                           -601.93

4.13 The amount of Investor Finance Charge Collections for the Due Period                                              8,002,433.24

4.14 The amount of Investor Principal Collections for the Due Period                                                 649,753,396.35

4.15 The amount of Available Certificateholder's Interest Collections for the Due Period                               8,430,651.66

4.16 The amount of Series 1995-1 Shared Principal Collections for the Due Period                                     590,679,205.61

4.17 The aggregate amount of the Series 1995-1 Principal Shortfall, if any, for the Due Period                                 0.00

4.18 The Seller's Percentage for the Due Period                                                                                9.56%

4.19 The Excess Seller's Percentage for the Due Period                                                                         1.60%

4.20 The aggregate amount of Seller's Principal Collections for the Due Period                                       101,288,888.25

4.21 The amount of Available Seller's Finance Charge Collections for the Due Period                                    1,269,477.50

4.22 The aggregate amount of Available Seller's Principal Collections for the Due Period                              84,413,923.55

4.23 The aggregate amount of Excess Seller's Principal Collections for the Due Period                                 16,874,964.69

4.24 The Controlled Amortization Amount, if applicable, for the Due Period                                                     0.00

4.25 The Minimum Series 1995-1 Master Trust Seller's Interest as of the Distribution Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                                       0.00

4.26 The Series 1995-1 Allocation Percentage for the Due Period                                                               17.83%

4.27 The Floating Allocation Percentage for the Due Period                                                                    65.44%

4.28 The Principal Allocation Percentage, if applicable, for the Due Period                                                   14.65%

4.29 The total amount to be distributed on the Series 1995-1 Certificates on the Distribution Date                   203,620,138.65

4.30 The total amount, if any, to be distributed on the Series 1995-1 Certificates on the
     Distribution Date allocable to the Invested Amount                                                              200,000,000.00

4.31 The total amount, if any, to be distributed on the Series 1995-1 Certificates on the
     Distribution Date allocable to interest on the Series 1995-1 Certificates                                         2,231,561.56

4.32 The Draw Amount as of the Transfer Date                                                                                   0.00

4.33 The amount of Investor Charge-Offs as of Transfer Date                                                                    0.00

4.34 The amount of reimbursement of Investor Charge-Offs as of the Transfer Date                                               0.00

4.35 The amount of the Investor Servicing Fee to be paid on such Distribution Date                                     1,388,577.09

4.36 The aggregate amount of funds on deposit in the Negative Carry Reserve Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made
     pursuant to Article IV of the Supplement and of the Agreement)                                                            0.00

4.37 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant
     to Article IV of the Supplement and of the Agreement)                                                                     0.00

4.38 The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to Article IV
     of the Supplement and the Agreement)                                                                                      0.00

4.39 Eligible Investments in the Series Principal Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.40 Eligible Investments in the Liquidity Reserve Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.41 The amount of Excess Interest Collections for the Due Period                                                      4,797,599.38

4.42 The amount of Investor Principal Collections treated as Shared Principal Collections for the Due Period         631,605,015.07

4.43 The amount of Excess Interest Collections for the Due Period allocated to other Series                               12,913.62

4.44 The amount of Investor Principal Collections treated as Shared Principal Collections for the
     Due Period allocated to Other Series                                                                                      0.00

4.45 The percentages and all other information calculated pursuant to Sections 6.01 and 7.01 of the Supplement                 0.00

4.46 The amount of Remaining Available Seller's Principal Collections for the Due Period                                 541,282.20

4.47 The amount of Series 1995-1 Shared Seller's Principal Collections for the Due Period                            100,747,606.05

4.48 The aggregate amount of Shared Seller's Principal Collections from Other Series for the Due Period              265,558,226.00

4.49 The amount of all Shared Seller's Principal Collections allocated to Series 1995-1 for the Due Period            29,573,904.90

4.50 The aggregate amount of all Shared Seller's Principal Collections allocated to Other Series for
     the Due Period                                                                                                            0.00

4.51 The aggregate amount of all Early Distributions Amounts paid or deemed paid for the Distribution Period                   0.00

                                                                  Schedule 13(b)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                           ASSET BACKED CERTIFICATES
                                 SERIES 1998-1


Under the Series 1998-1 Supplement dated as of July 17, 1998 (the "Supplement") by and among Navistar Financial Corporation ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 1998-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 2003 through October 31, 2004 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

                                                                  Schedule 13(b)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                              CLASS A, DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 1998-1


   1 NFC is Servicer under the Agreement.

   3 Master Trust Information for the period of November 1, 2003 through October 31, 2004

 3.1 The amount of the Advance, if any, for the Due Period
                                                                                                                       1,527,289.82

 3.2 The amount of NITC Finance Charges for the Due Period
                                                                                                                      25,172,555.06

 3.3 The average daily balance of Dealer Notes outstanding during the Due Period
                                                                                                                     912,676,248.41

 3.4 The total amount of Advance Reimbursements for the Due Period                                                             0.00

 3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period
                                                                                                                   3,699,614,087.51

 3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust during
     the Due Period                                                                                                4,028,712,070.54

 3.7 The amount of the Servicing Fee for the Due Period                                                                9,335,242.71

 3.8 The average daily Master Trust Seller's Interest during the Due Period                                          136,876,943.16

 3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement)

                                                                                                                     150,320,000.00

3.10 The aggregate amount of Collections for the Due Period
                                                                                                                   4,777,696,296.88

3.11 The aggregate amount of Finance Charge Collections for the Due Period
                                                                                                                      54,693,651.08

3.12 The aggregate amount of Principal Collections for the Due Period
                                                                                                                   4,723,002,645.80

3.13 The amount of Dealer Note Losses for the Due Period
                                                                                                                          (3,200.00)

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                                     1,132,392,146.85

3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the  transactions set forth
     in Article IV of the Supplement and Article IV of the Agreement)                                                 54,033,116.41

3.16 Eligible Investments in the Excess Funding Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                53,927,853.15

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
     as of the end of the Due Period                                                                                  14,618,186.21

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:

i)   Longhorn Bus Sales
ii)  Nalley Motor Trucks
iii) Tx Trk Cntrs of Hous Ltd
iv)  Lee-Smith Inc
v)   Prairie Intl

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
     as a percentage of the total principal amount outstanding, as of the end of the Due Period                                0.09%

3.20 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the
     Master Trust Certificateholders.                                                                                    100,138.80

3.21 Eligible Investments in the Servicer Transition Fee Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                   100,000.00

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.22 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV
     of the Supplement and to the payments made on the Distribution Date)                                                100,000.00

   4 Series 1998-1 Information for the period of November 1, 2003 through October 31, 2004

 4.1 The Deficiency Amount as of the Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                                                                                0.00

4.2a The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          31,000,000.00

4.2b The Available Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          31,000,000.00

 4.3 The Projected Spread for the following Distribution Period                                                        2,500,000.00

 4.4 The amount on deposit in the Spread Account as of the Transfer Date (after giving
     effect to the transactions set forth in Article IV of the Supplement)                                             2,500,000.00

 4.5 The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date (after giving effect to the transactions set forth in
     Article IV of the Supplement)                                                                                             0.00

 4.6 The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the
     payments made on the Distribution Date)                                                                         200,000,000.00

 4.7 The amount of Series Allocable Dealer Notes Losses for the Due Period                                                  (728.10)

 4.8 The amount of Series Allocable Finance Charge Collections for the Due Period                                     12,506,493.81

 4.9 The amount of Series Allocable Principal Collections for the Due Period                                       1,063,094,281.16

4.10 The amount of Series Principal Account Losses for the Due Period                                                          0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period                                                           (641.57)

4.12 The amount of Investor Finance Charge Collections for the Due Period                                             10,828,264.83

4.13 The amount of Investor Principal Collections for the Due Period                                                 917,507,578.96

4.14 The amount of Available Certificateholder's Interest Collections for the Due Period                              11,083,210.55

4.15 The amount of Series 1998-1 Shared Principal Collections for the Due Period                                     590,666,517.61

4.16 The aggregate amount of the Series 1998-1 Principal Shortfall, if any, for the Due Period                                 0.00

4.17 The Seller's Percentage for the Due Period                                                                               13.18%

4.18 The Excess Seller's Percentage for the Due Period                                                                         2.25%

4.19 The aggregate amount of Seller's Principal Collections for the Due Period                                       145,586,060.65

4.20 The amount of Available Seller's Finance Charge Collections for the Due Period                                    1,765,927.90

4.21 The aggregate amount of Available Seller's Principal Collections for the Due Period                             120,791,951.85

4.22 The aggregate amount of Excess Seller's Principal Collections for the Due Period                                 24,794,108.80

4.23 The Controlled Amortization Amount, if applicable, for the Due Period                                                     0.00

4.24 The Minimum Series 1998-1 Master Trust Seller's Interest as of the Distribution Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                              37,000,000.00

4.25 The Series 1998-1 Allocation Percentage for the Due Period                                                               23.12%

4.26 The Floating Allocation Percentage for the Due Period                                                                    86.82%

4.27 The Principal Allocation Percentage, if applicable, for the Due Period                                                    0.00%

4.28 The total amount to be distributed on the Series 1998-1 Certificates on the Distribution Date                     4,879,690.44

4.29 The total amount, if any, to be distributed on the Series 1998-1 Certificates on the
     Distribution Date allocable to the Invested Amount                                                                        0.00

4.30 The total amount, if any, to be distributed on the Series 1998-1 Certificates on the
     Distribution Date allocable to interest on the Series 1998-1 Certificates                                         3,026,892.33

4.31 The Draw Amount as of the Transfer Date                                                                                   0.00

4.32 The amount of Investor Charge-Offs as of Transfer Date                                                                    0.00

4.33 The amount of reimbursement of Investor Charge-Offs as of the Transfer Date                                               0.00

4.34 The amount of the Investor Servicing Fee to be paid on such Distribution Date                                     1,852,798.11

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made
     pursuant to Article IV of the Supplement and of the Agreement)                                                            0.00

4.36 The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made
     pursuant to Article IV of the Supplement and the Agreement)                                                       2,500,000.00

4.37 Eligible Investments in the Series Principal Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.38 Eligible Investments in the Liquidity Reserve Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.39 The amount of Excess Interest Collections for the Due Period                                                      6,176,545.92

4.40 The amount of Investor Principal Collections treated as Shared Principal Collections for the Due Period         590,666,517.61

4.41 The amount of Excess Interest Collections for the Due Period allocated to other Series                               12,795.90

4.42 The amount of Investor Principal Collections treated as Shared Principal Collections
     for the Due Period allocated to Other Series                                                                     13,962,818.89

4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplement                See Exhibit "A"

4.44 The amount of Remaining Available Seller's Principal Collections for the Due Period                              40,149,743.48

4.45 The amount of Series 1998-1 Shared Seller's Principal Collections for the Due Period                             97,391,617.42

4.46 The aggregate amount of Shared Seller's Principal Collections from Other Series for the Due Period              261,969,983.04

4.47 The amount of all Shared Seller's Principal Collections allocated to Series 1998-1 for the Due Period                     0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated to Other Series for
     the Due Period                                                                                                            0.00

4.49 The aggregate amount of all Early Distributions Amounts paid or deemed paid for the Distribution Period                   0.00

                                                                  Schedule 13(c)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES
                                 SERIES 2000-1


Under the Series 2000-1 Supplement dated as of July 13, 2000 (the "Supplement") by and among Navistar Financial Corporation ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 2000-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 2003 through October 31, 2004 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

                                                                  Schedule 13(c)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2000-1


   1 NFC is Servicer under the Agreement.

   3 Master Trust Information for the period of November 1, 2003 through October 31, 2004

 3.1 The amount of the Advance, if any, for the Due Period                                                             1,527,289.82

 3.2 The amount of NITC Finance Charges for the Due Period                                                            25,172,555.06

 3.3 The average daily balance of Dealer Notes outstanding during the Due Period                                     912,676,248.41

 3.4 The total amount of Advance Reimbursements for the Due Period                                                             0.00

 3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period                                   3,699,614,087.51

 3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust during
     the Due Period                                                                                                4,028,712,070.54

 3.7 The amount of the Servicing Fee for the Due Period                                                                9,335,242.71

 3.8 The average daily Master Trust Seller's Interest during the Due Period                                          136,876,943.16

 3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving effect
     to the transactions set forth in Article IV of the Supplement)                                                  150,320,000.00

3.10 The aggregate amount of Collections for the Due Period                                                        4,777,696,296.88

3.11 The aggregate amount of Finance Charge Collections for the Due Period                                            54,693,651.08

3.12 The aggregate amount of Principal Collections for the Due Period                                              4,723,002,645.80

3.13 The amount of Dealer Note Losses for the Due Period                                                                  -3,200.00

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                                     1,132,392,146.85

3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement and Article IV
     of the Agreement)                                                                                                54,033,116.41

3.16 Eligible Investments in the Excess Funding Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                53,927,853.15

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles,
     as of the end of the Due Period                                                                                  14,618,186.21

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer Notes in the Master Trust as of the end of the Due Period:

i)   Longhorn Bus Sales
ii)  Nalley Motor Trucks
iii) Tx Trk Cntrs of Hous Ltd
iv)  Lee-Smith Inc
v)   Prairie Intl

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
     as a percentage of the total principal amount outstanding, as of the end of the Due Period                                0.09%

3.20 The aggregate amount of Dealer Notes issued to finance used vehicles,
     as of the end of the Due Period                                                                                  49,544,154.11

3.21 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the
     Master Trust Certificateholders                                                                                     100,138.80

3.22 Eligible Investments in the Servicer Transition Fee Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                   100,000.00

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.23 The aggregate amount of funds on deposit in the Servicer Transition Fee
     Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV
     of the Supplement and to the payments made on the Distribution Date)                                                100,000.00

   4 Series 2000-1 Information for the period of November 1, 2003 through October 31, 2004

 4.1 The Deficiency Amount as of the Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                                                                                0.00

4.2a The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          19,080,000.00

4.2b The Available Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          19,080,000.00

 4.3 The Projected Spread for the following Distribution Period                                                        2,650,000.00

 4.4 The amount on deposit in the Spread Account as of the Transfer Date (after giving effect
     to the transactions set forth in Article IV of the Supplement)                                                    2,650,000.00

 4.5 The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                                       0.00

 4.6 The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on
     the Distribution Date)                                                                                          212,000,000.00

 4.7 The amount of Series Allocable Dealer Notes Losses for the Due Period                                                  -728.34

 4.8 The amount of Series Allocable Finance Charge Collections for the Due Period                                     12,510,821.61

 4.9 The amount of Series Allocable Principal Collections for the Due Period                                       1,063,462,108.52

4.10 The amount of Series Principal Account Losses for the Due Period                                                          0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period                                                           -665.14

4.12 The amount of Investor Finance Charge Collections for the Due Period                                             11,221,168.55

4.13 The amount of Investor Principal Collections for the Due Period                                                 950,274,184.42

4.14 The amount of Available Certificateholder's Interest Collections for the Due Period                              11,477,704.52

4.15 The amount of Series 2000-1 Shared Principal Collections for the Due Period                                     607,684,871.07

4.16 The aggregate amount of the Series 2000-1 Principal Shortfall, if any, for the Due Period                                 0.00

4.17 The Seller's Percentage for the Due Period                                                                               10.21%

4.18 The Excess Seller's Percentage for the Due Period                                                                         3.54%

4.19 The aggregate amount of Seller's Principal Collections for the Due Period                                       113,187,258.95

4.20 The amount of Available Seller's Finance Charge Collections for the Due Period                                    1,224,043.88

4.21 The aggregate amount of Available Seller's Principal Collections for the Due Period                              73,801,606.06

4.22 The aggregate amount of Excess Seller's Principal Collections for the Due Period                                 39,385,652.88

4.23 The Controlled Amortization Amount, if applicable, for the Due Period                                                     0.00

4.24 The Minimum Series 2000-1 Master Trust Seller's Interest as of the Distribution Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                              25,440,000.00

4.25 The Series 2000-1 Allocation Percentage for the Due Period                                                               23.13%

4.26 The Floating Allocation Percentage for the Due Period                                                                    89.80%

4.27 The Principal Allocation Percentage, if applicable, for the Due Period                                                    0.00%

4.28 The total amount to be distributed on the Series 2000-1 Certificates on the
     Distribution Date                                                                                                 5,359,394.21

4.29 The total amount, if any, to be distributed on the Series 2000-1 Certificates on the
     Distribution Date allocable to the Invested Amount                                                                        0.00

4.30 The total amount, if any, to be distributed on the Series 2000-1 Certificates on the
     Distribution Date allocable to interest on the Series 2000-1 Certificates                                         3,439,715.88

4.31 The Draw Amount as of the Transfer Date                                                                                   0.00

4.32 The amount of Investor Charge-Offs as of Transfer Date                                                                    0.00

4.33 The amount of reimbursement of Investor Charge-Offs as of the Transfer Date                                               0.00

4.34 The amount of the Investor Servicing Fee to be paid on such Distribution Date                                     1,919,678.33

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made
     pursuant to Article IV of the Supplement and of the Agreement)                                                            0.00

4.36 The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the Due Period (after giving effect to payments and adjustments made pursuant to
     Article IV of the Supplement and the Agreement)                                                                   2,650,000.00

4.37 Eligible Investments in the Series Principal Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.38 Eligible Investments in the Liquidity Reserve Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.39 The amount of Excess Interest Collections for the Due Period                                                      6,091,838.81

4.40 The amount of Investor Principal Collections treated as Shared Principal Collections for
     the Due Period                                                                                                  607,684,871.07

4.41 The amount of Excess Interest Collections for the Due Period allocated to other Series                               12,288.31

4.42 The amount of Investor Principal Collections treated as Shared Principal Collections for
     the Due Period allocated to Other Series                                                                         14,027,974.73

4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplement                See Exhibit "A"

4.44 The amount of Remaining Available Seller's Principal Collections for the Due Period                              24,528,584.66

4.45 The amount of Series 2000-1 Shared Seller's Principal Collections for the Due Period                             80,611,188.50

4.46 The aggregate amount of Shared Seller's Principal Collections from Other Series for the Due Period              278,750,411.93

4.47 The amount of all Shared Seller's Principal Collections allocated to Series 2000-1 for the Due Period                     0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated to Other Series for the
     Due Period                                                                                                                0.00

   5 Class A Certificate Information for the period of November 1, 2003 through October 31, 2004

 5.1 The Class A Invested Amount as of the Distribution Date (after giving effect to the transactions
     set forth in Article IV of the Supplement and to the payments made on the Distribution Date)                    200,000,000.00

 5.2 The total amount to be distributed on the Class A Certificates on the Distribution Date - includes
     Investor Servicing Fee plus the Investor Interest Payment                                                         5,021,409.62

 5.3 The total amount, if any, to be distributed on the Class A Certificates on the Distribution Date
     allocable to the Class A Invested Amount                                                                                  0.00

 5.4 The total amount, if any, to be distributed on the Class A Certificates on the Distribution Date
     allocable to interest on the Class A Certificates                                                                 3,210,392.33

 5.5 The amount of Class A Certificateholder Charge-Offs as of the Transfer Date                                               0.00

 5.6 The amount of reimbursement of Class A Certificateholder Charge-Offs as of the Transfer Date                              0.00

   6 Class B Certificate Information for the period of November 1, 2003 through October 31, 2004

 6.1 The Class B Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the
     Distribution Date)                                                                                                12,000,000.00

 6.2 The total amount to be distributed on the Class B Certificates on the Distribution Date - includes
     Investor Servicing Fee plus the Investor Interest Payment                                                           337,984.61

 6.3 The total amount, if any, to be distributed on the Class B Certificates on the Distribution Date
     allocable to the Class B Invested Amount                                                                                  0.00

 6.4 The total amount, if any, to be distributed on the Class B Certificates on the Distribution Date
     allocable to interest on the Class B Certificates                                                                   229,323.54

 6.5 The amount of Class B Certificateholder Charge-Offs as of the Transfer Date                                               0.00

 6.6 The amount of reimbursement of Class B Certificateholder Charge-Offs as of the Transfer Date                              0.00

                                                                  Schedule 13(d)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES
                                 SERIES 2003-1


Under the Series 2003-1 Supplement dated as of July 10, 2003 (the "Supplement") by and among Navistar Financial Corporation ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, the Master Trust Trustee and The Chase Manhattan Bank, as 1990 Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 2003-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period November 1, 2003 through October 31, 2004 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

                                                                  Schedule 13(d)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2003-1


   1 NFC is Servicer under the Agreement.

   3 Master Trust Information for the period of November 1, 2003 through October 31, 2004

 3.1 The amount of the Advance, if any, for the Due Period                                                             1,527,289.82

 3.2 The amount of ITEC Finance Charges for the Due Period                                                            25,172,555.06

 3.3 The average daily balance of Dealer Notes outstanding during the Due Period                                     912,676,248.41

 3.4 The total amount of Advance Reimbursements for the Due Period                                                             0.00

 3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period                                   3,699,614,087.51

 3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust during
     the Due Period                                                                                                4,028,712,070.54

 3.7 The amount of the Servicing Fee for the Due Period                                                                9,335,242.71

 3.8 The average daily Master Trust Seller's Interest during the Due Period                                          136,876,943.16

 3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving effect to
     the transactions set forth in Article IV of the Supplement)                                                     150,320,000.00

3.10 The aggregate amount of Collections for the Due Period                                                        4,777,696,296.88

3.11 The aggregate amount of Finance Charge Collections for the Due Period                                            54,693,651.08

3.12 The aggregate amount of Principal Collections for the Due Period                                              4,723,002,645.80

3.13 The amount of Dealer Note Losses for the Due Period
                                                                                                                          (3,200.00)

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                                     1,132,392,146.85

3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the
     transactions set forth in Article IV of the Supplement and Article IV of the Agreement)                          54,033,116.41

3.16 Eligible Investments in the Excess Funding Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                53,927,853.15

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles, as of the end
     of the Due Period                                                                                                14,618,186.21

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer
     Notes in the Master Trust as of the end of the Due Period:

i)   Longhorn Bus Sales
ii)  Nalley Motor Trucks
iii) Tx Trk Cntrs of Hous Ltd
iv)  Lee-Smith Inc
v)   Prairie Intl

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days)
     as a percentage of the total principal amount outstanding, as of the end of the Due Period                                0.09%

3.20 The aggregate amount of Dealer Notes issued to finance used vehicles, as of the end of
     the Due Period                                                                                                   49,544,154.11

3.21 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement) established on 7/10/03 for the benefit of the
     Master Trust Certificateholders.                                                                                    100,138.80

3.22 Eligible Investments in the Servicer Transition Fee Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                   100,000.00

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.23 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the Distribution Date (after giving effect to the transactions set forth in Article IV
     of the Supplement and to the payments made on the Distribution Date)                                                100,000.00

   4 Series 2003-1 Information for the period of November 1, 2003 through October 31, 2004

 4.1 The Deficiency Amount as of the Transfer Date (after giving effect to the transactions
     set forth in Article IV of the Supplement)                                                                                0.00

4.2a The Maximum Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          19,080,000.00

4.2b The Available Subordinated Amount as of the Transfer Date (after giving effect to the
     transactions set forth in Article IV of the Supplement)                                                          19,080,000.00

 4.3 The Projected Spread for the following Distribution Period                                                        2,650,000.00

 4.4 The amount on deposit in the Spread Account as of the Transfer Date (after giving effect
     to the transactions set forth in Article IV of the Supplement)                                                    2,650,000.00

 4.5 The aggregate amount on deposit in the Liquidity Reserve Account as of the Transfer Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                                       0.00

 4.6 The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the
     Distribution Date)                                                                                              212,000,000.00

 4.7 The amount of Series Allocable Dealer Notes Losses for the Due Period                                                  (728.34)

 4.8 The amount of Series Allocable Finance Charge Collections for the Due Period                                     12,510,821.61

 4.9 The amount of Series Allocable Principal Collections for the Due Period                                       1,063,461,808.52

4.10 The amount of Series Principal Account Losses for the Due Period                                                          0.00

4.11 The amount of Investor Dealer Note Losses for the Due Period                                                           -665.14

4.12 The amount of Investor Finance Charge Collections for the Due Period                                             11,221,168.55

4.13 The amount of Investor Principal Collections for the Due Period                                                 950,274,184.42

4.14 The amount of Available Certificateholder's Interest Collections for the Due Period                              11,477,616.90

4.15 The amount of Series 2003-1 Shared Principal Collections for the Due Period                                     607,684,871.07

4.16 The aggregate amount of the Series 2003-1 Principal Shortfall, if any, for the Due Period                                 0.00

4.17 The Seller's Percentage for the Due Period                                                                               10.21%

4.18 The Excess Seller's Percentage for the Due Period                                                                         3.54%

4.19 The aggregate amount of Seller's Principal Collections for the Due Period                                       113,187,258.95

4.20 The amount of Available Seller's Finance Charge Collections for the Due Period                                    1,224,043.88

4.21 The aggregate amount of Available Seller's Principal Collections for the Due Period                              73,801,606.06

4.22 The aggregate amount of Excess Seller's Principal Collections for the Due Period                                 39,385,652.88

4.23 The Controlled Amortization Amount, if applicable, for the Due Period                                                     0.00

4.24 The Minimum Series 2003-1 Master Trust Seller's Interest as of the Distribution Date
     (after giving effect to the transactions set forth in Article IV of the Supplement)                              25,440,000.00

4.25 The Series 2003-1 Allocation Percentage for the Due Period                                                               23.13%

4.26 The Floating Allocation Percentage for the Due Period                                                                    89.80%

4.27 The Principal Allocation Percentage, if applicable, for the Due Period                                                    0.00%

4.28 The total amount to be distributed on the Series 2003-1 Certificates on the Distribution Date                     5,540,855.32

4.29 The total amount, if any, to be distributed on the Series 2003-1 Certificates on the Distribution Date
     allocable to the Invested Amount                                                                                          0.00

4.30 The total amount, if any, to be distributed on the Series 2003-1 Certificates on the Distribution Date
     allocable to interest on the Series 2003-1 Certificates                                                           3,777,917.42

4.31 The Draw Amount as of the Transfer Date                                                                             361,056.11

4.32 The amount of Investor Charge-Offs as of Transfer Date                                                                    0.00

4.33 The amount of reimbursement of Investor Charge-Offs as of the Transfer Date                                               0.00

4.34 The amount of the Investor Servicing Fee to be paid on such Distribution Date                                     1,919,678.33

4.35 The aggregate amount of funds on deposit in the Series Principal Account as of the end of the last day of the Due Period (after giving effect to the payments and adjustments made pursuant to Article
     IV of the Supplement and of the Agreement)                                                                                0.00

4.36 The aggregate amount of funds on deposit in the Spread Account as of the end of the last day of the
     Due Period (after giving effect to payments and adjustments made pursuant to Article IV of the
     Supplement and the Agreement)                                                                                     2,650,000.00

4.37 Eligible Investments in the Series Principal Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.38 Eligible Investments in the Liquidity Reserve Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                         0.00

     b. Description of each Eligible Investment:                                                                                 NA

     c. The rate of interest applicable to each such Eligible Investment                                                         NA

     d. The rating of each such Eligible Investment                                                                              NA

4.39 The amount of Excess Interest Collections for the Due Period                                                      5,910,506.63

4.40 The amount of Investor Principal Collections treated as Shared Principal Collections for the Due Period         607,684,871.07

4.41 The amount of Excess Interest Collections for the Due Period allocated to other Series                               12,071.76

4.42 The amount of Investor Principal Collections treated as Shared Principal Collections for the Due Period
     allocated to Other Series                                                                                        14,027,974.73

4.43 The percentages and all other information calculated pursuant to Section 6.01 of the Supplement                See Exhibit "A"

4.44 The amount of Remaining Available Seller's Principal Collections for the Due Period                              24,528,584.66

4.45 The amount of Series 2003-1 Shared Seller's Principal Collections for the Due Period                             80,611,188.50

4.46 The aggregate amount of Shared Seller's Principal Collections from Other Series for the Due Period              278,750,411.93

4.47 The amount of all Shared Seller's Principal Collections allocated to Series 2003-1 for the Due Period                     0.00

4.48 The aggregate amount of all Shared Seller's Principal Collections allocated to Other Series for the
     Due Period                                                                                                                0.00

   5 Class A Certificate Information for the period of November 1, 2003 through October 31, 2004

 5.1 The Class A Invested Amount as of the Distribution Date (after giving effect to the transactions set forth
     in Article IV of the Supplement and to the payments made on the Distribution Date)                              200,000,000.00

 5.2 The total amount to be distributed on the Class A Certificates on the Distribution Date - includes
     Investor Servicing Fee plus the Investor Interest Payment                                                         5,123,354.07

 5.3 The total amount, if any, to be distributed on the Class A Certificates on the Distribution Date
     allocable to the Class A Invested Amount                                                                                  0.00

 5.4 The total amount, if any, to be distributed on the Class A Certificates on the Distribution Date
     allocable to interest on the Class A Certificates                                                                 3,312,336.78

 5.5 The amount of Class A Certificateholder Charge-Offs as of the Transfer Date                                               0.00

 5.6 The amount of reimbursement of Class A Certificateholder Charge-Offs as of the Transfer Date                              0.00

 6.0 Class B Certificate Information for the period of November 1, 2003 through October 31, 2004

 6.1 The Class B Invested Amount as of the Distribution Date (after giving effect to the transactions set
     forth in Article IV of the Supplement and to the payments made on the Distribution Date)                         12,000,000.00

 6.2 The total amount to be distributed on the Class B Certificates on the Distribution Date - includes
     Investor Servicing Fee plus the Investor Interest Payment                                                           417,501.24

 6.3 The total amount, if any, to be distributed on the Class B Certificates on the Distribution Date
     allocable to the Class B Invested Amount                                                                                  0.00

 6.4 The total amount, if any, to be distributed on the Class B Certificates on the Distribution Date
     allocable to interest on the Class B Certificates                                                                   308,840.21

 6.5 The amount of Class B Certificateholder Charge-Offs as of the Transfer Date                                               0.00

 6.6 The amount of reimbursement of Class B Certificateholder Charge-Offs as of the Transfer Date                              0.00

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES
                                 SERIES 2004-1


Under the Series 2004-1 Supplement dated as of June 10, 2004 (the "Supplement") by and among Navistar Financial Corporation ("NFC"), Navistar Financial Securities Corporation ("NFSC") and The Bank of New York, as trustee (the "Master Trust Trustee") to the Pooling and Servicing Agreement dated as of June 8, 1995 (as amended and supplemented, the "Agreement") by and among NFC, NFSC, and the Master Trust Trustee, the Master Trust Trustee is required to prepare certain information each month regarding current distributions to certain accounts and payments to Series 2004-1 Certificateholders as well as the performance of the Master Trust during the previous month. An annual aggregation of such monthly reports for the period June 1, 2004 through October 31, 2004 with respect to distributions and performance of the Trust is set forth below. Certain of the information is presented on the basis of an original principal amount of $1,000 per Investor Certificate. Certain other information is presented based on the aggregate amounts for the Master Trust as a whole. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to such terms in the Agreement and the Supplement.

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                        CLASS A AND CLASS B DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2004-1

   1 NFC is Servicer under the Agreement.

   2 The undersigned is a Servicing Officer.

   3 Master Trust Information for the period November 1, 2003 through October 1, 2004

 3.1 The amount of the Advance, if any, for the Due Period                                                             1,527,289.82

 3.2 The amount of ITEC Finance Charges for the Due Period                                                            25,172,555.06

 3.3 The average daily balance of Dealer Notes outstanding during the Due Period                                     912,676,248.41

 3.4 The total amount of Advance Reimbursements for the Due Period                                                             0.00

 3.5 The aggregate principal amount of Dealer Notes repaid during the Due Period                                   3,699,614,087.51

 3.6 The aggregate principal amount of Dealer Notes purchased by the Master Trust
     during the Due Period                                                                                         4,028,712,070.54

 3.7 The amount of the Servicing Fee for the Due Period                                                                9,335,242.71

 3.8 The average daily Master Trust Seller's Interest during the Due Period                                          136,876,943.16

 3.9 The Master Trust Seller's Interest as of the Distribution Date (after giving effect
     to the transactions set forth in Article IV of the Supplement)                                                  150,320,000.00

3.10 The aggregate amount of Collections for the Due Period                                                        4,777,696,296.88

3.11 The aggregate amount of Finance Charge Collections for the Due Period                                            54,693,651.08

3.12 The aggregate amount of Principal Collections for the Due Period                                              4,723,002,645.80

3.13 The amount of Dealer Note Losses for the Due Period                                                                  (3,200.00)

3.14 The aggregate amount of Dealer Notes as of the last day of the Due Period                                     1,132,392,146.85

3.15 The aggregate amount of funds on deposit in the Excess Funding Account as of the end of the last day of the Due Period (after giving effect to the transactions set forth in Article IV of the Supplement and Article IV
     of the Agreement)                                                                                                54,033,116.41

3.16 Eligible Investments in the Excess Funding Account:

     a. The aggregate amount of funds invested in Eligible Investments                                               53,927,853.15

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.17 The aggregate amount of Dealer Notes issued to finance OEM Vehicles, as of the end
     of the Due Period                                                                                                14,618,186.21

3.18 The Dealers with the five largest aggregate outstanding principal amounts of Dealer
     Notes in the Master Trust as of the end of the Due Period:

i)   Longhorn Bus Sales
ii)  Nalley Motor Trucks
iii) Tx Trk Cntrs of Hous Ltd
iv)  Lee-Smith Inc
v)   Prairie Intl

3.19 Aggregate amount of delinquent principal payments (past due greater than 30 days) as a
     percentage of the total principal amount outstanding, as of the end of the Due Period                                     0.09%

3.20 The aggregate amount of Dealer Notes issued to finance used vehicles, as of the end of
     the Due Period                                                                                                   49,544,154.11

3.21 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the end of the last day of the Due Period (after giving effect to the transactions set
     forth in Article IV of the Supplement)                                                                              100,138.80

3.22 Eligible Investments in the Servicer Transition Fee Account:

     a. The aggregate amount of funds invested in Eligible Investments                                                   100,000.00

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                                  DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2004-1

     b. Description of each Eligible Investment:                                                  JP Morgan Prime Money Market Fund

     c. The rate of interest applicable to each such Eligible Investment                                                       1.62%

     d. The rating of each such Eligible Investment                                                                        AAAm/Aaa

3.23 The aggregate amount of funds on deposit in the Servicer Transition Fee Account as of the
     Distribution Date (after giving effect to the transactions set forth in Article IV of the
     Supplement and to the payments made on the Distribution Date)                                                       100,000.00

   4 Series 2004-1 Information for the period June 1, 2004 through October 31, 2004

 4.1 The Invested Amount as of the Distribution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the
     Distribution Date)                                                                                              212,000,000.00

 4.2 The Adjusted Invested Amount as of the Distibution Date (after giving effect to the transactions set forth in Article IV of the Supplement and to the payments made on the
     Distribution Date)                                                                                              231,080,000.00

 4.3 The Amount of the Seller's Invested Amount for the Due Period                                                   734,750,747.66

 4.4 The amount of Series Allocable Dealer Notes Losses for the Due Period                                                  (228.80)

 4.5 The amount of Series Allocable Finance Charge Collections for the Due Period                                      5,241,946.24

 4.6 The amount of Series Allocable Principal Collections for the Due Period                                         446,189,994.98

 4.7 The amount of Noteholder Allocated Dealer Note Losses for the Due Period                                               (223.77)

 4.8 The amount of Noteholder Available Interest Amounts for the Due Period                                            4,868,142.69

 4.9 The amount of Noteholder Available Principal Amounts for the Due Period                                         411,905,506.19

4.10 The aggregate amount of the Principal Shortfall, if any for the Due Period                                                   -

4.11 The aggregate amount of Seller Interest Amounts for the Due Period                                                  373,803.55

4.12 The aggregate amount of Seller's Principal Amounts for the Due Period                                            34,316,167.94

4.13 The Reassignment Amount as of the Transfer Date                                                                 212,000,000.00

4.14 The Minimum Series Seller's Invested Amount as of the Distribution Date (after giving
     effect to the transactions set forth in Article IV of the Supplement)                                            25,440,000.00

4.15 The Minimum Seller's Invested Amount as of the Distribution Date (after giving effect to
     the transaction set forth in Article IV of the Supplement)                                                                   -

4.16 The Minimum Seller's Interest as of the Distribution Date (after giving effect to the
     transaction set forth in Article IV of the Supplement)                                                           25,440,000.00

4.17 The Series Allocation Percentage with respect to Series 2004-1 for the Due Period                                        20.55%

4.18 The Noteholder Floating Allocation Percentage for the Due Period                                                         93.10%

4.19 The Noteholder Principal Allocation Percentage, if applicable, for the Due Period                                        93.11%

4.20 The total amount to be distributed on the Series 2004-1 Certificates on the
     Distribution Date                                                                                                 2,603,978.07

4.21 The total amount, if any, to be distributed on the Series 2004-1 Certificates on the
     Distribution Date allocable to the Invested Amount                                                                           -

4.22 The total amount, if any, to be distributed on the Series 2004-1 Certificates on the
     Distribution Date allocable to interest on the 2004-1 Certificates                                                1,790,769.79

4.23 The amount of the Investor Servicing Fee to be paid on such Distribution Date                                       813,208.28

4.24 The amount of Investment Income with respect to the Series 2004-1 Certificate for the
     Due Period                                                                                                           74,815.29

4.25 The amount of Excess Interest Collections for the Due Period                                                      2,326,647.38

4.26 The amount of Excess Interest Collections for the Due Period allocated to other Series                                5,014.26

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                                  DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2004-1

4.27 The amount of Noteholder Available Principal Amounts treated as Shared Principal Collections for
     the Due Period                                                                                                   83,312,264.64

4.28 The amount of all Shared Principal Collections allocated to Series 2004-1 for the Due Period                                 -

   5 Series 2004-1 Notes Information for the period June 1, 2004 through October 31, 2004                                         -

 5.1 Series 2004-1 Nominal Liquidation Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments
     made on the Payment Date).                                                                                      212,000,000.00

     Cummulative Reductions (Net of Reinstatements) of the Series 2004-1 Nominal Liquidation
     Amount, if any, as of the Transfer Date                                                                                      -

 5.2 Series 2004-1 Collateral Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments made on the
     Payment Date                                                                                                    231,080,000.00

 5.3 Series 2004-1 Overcollateralization Amount as of the Transfer Date (after giving effect to the transactions set forth in Article III of the Series 2004-1 Indenture Supplement and to payments
     made on the Payment Date)                                                                                        19,080,000.00

     Series 2004-1 Target Overcollateralization Amount, if any, as of the Transfer Date                               19,080,000.00

     Cummulative Reductions (Net of Reinstatements) of the Series 2004-1 Overcollateralization
     Amount Deficiency, if any, as of the Transfer Date                                                                           -

 5.4 Series 2004-1 Allocated Dealer Note Losses for the Due Period                                                          (228.80)

 5.5 Series 2004-1 Allocated Interest Amounts for the Due Period                                                       4,868,142.69

 5.6 Series 2004-1 Allocated Principal Amounts for the Due Period                                                    411,905,506.29

 5.7 Series 2004-1 Noteholders Allocated Dealer Note Losses for the Due Period                                              (223.77)

 5.8 Series 2004-1 Available Interest Amounts with respect to the Due Period                                           4,942,957.96

 5.9 Series 2004-1 Available Principal Amounts with respect to the Due Period                                        411,905,506.19

5.10 Shortfall in Series Available Principal Amounts, if any, for the Due Period                                                  -

5.11 Sellers Invested Amount for the Series 2004-1 Notes for the Due Period                                           25,440,000.00

5.12 Shortfall in Series Available Interest Amounts, if any, for the Due Period                                                   -

5.13 Unreimbursed reductions to the Series 2004-1 Collateral Amount, if any, for the Due Period                                   -

5.14 Nominal Liquidation Amount plus Accrued and Unpaid Interest as of the Transfer Date                             212,000,000.00

5.15 Series 2004-1 Required Seller's Invested Amount as of the Payment Date                                           25,440,000.00

5.16 Series 2004-1 Controlled Accumulation Amount, if any, for the Due Period                                                     -

5.17 Series 2004-1 Controlled Deposit Amount, if any, for the Due Period                                                          -

5.18 Series Variable Allocation Percentage for the Due Period                                                                100.00%

5.19 Series Fixed Allocation Percentage for the Due Period                                                                   100.00%

5.20 Total amount to be distributed on the Series 2004-1 Notes on the Payment Date                                     2,671,671.66

5.21 Total amount, if any, to be distributed on the Series 2004-1 Notes on the Payment Date
     allocable to the Outstanding Principal Amount                                                                                -

5.22 Total amount to be distributed on the Series 2004-1 Notes on the Payment Date allocable to
     interest on the Series 2004-1 Notes                                                                               1,790,769.79

5.23 Series 2004-1 Servicing Fee to be paid on the Payment Date                                                          880,901.87

5.24.1 Series 2004-1 Investment Income                                                                                    63,017.02

5.24.2 Series 2004-1 Principal Funding Account investment income                                                                  -

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                                  DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2004-1

5.24.3 Series 2004-1 Negative Carry Account investment income                                                                     -

5.24.4 Series 2004-1 Interest Funding Account investment income                                                                   -

5.24.5 Series 2204-1 Spread Account investment income                                                                     11,798.27

5.25 Series Excess Available Amounts for the Due Period                                                                2,271,286.30

5.26 Excess Available Interest Amounts for the Due Period allocated to other Series of Notes                                      -

5.27 Excess Available Interest Amounts for the Due Period allocated to Series of Investor Certificates                     5,014.26

5.28 Excess Available Principal Collections allocated from other series of Notes to Series 2004-1 for
     the Due Period                                                                                                               -

5.29 Amount of Shared Principal Collections allocated to Series 2004-1 for the Due Period                             14,027,974.73

5.30 Amount of Excess Available Principal Collections allocated to other Series of Notes for the Due Period                       -

5.31 Cash Collateral Percentage as of the Transfer Date                                                                        4.55%

5.32 Mismatch Amount for the Series 2004-1 Notes for the Due Period                                                               -

5.33 Reimbursement Amount for the Series 2004-1 Notes for the Due Period                                                          -

5.34 Certain amounts and calculations referenced in the definition of Early Redemption Event                        See Exhibit "A"

   6 Account Information for the period June 1, 2004 through October 31, 2004

 6.1 Series 2004-1 Spread Account Balance as of the Payment Date after giving effect to all withdrawls and
     deposits made on such Payment Date                                                                                2,650,000.00

     Series 2004-1 Spread Account Required Amount, if any, as of the Payment Date after giving effect to
     all withdrawls and deposits made on such Payment                                                                  2,650,000.00

 6.2 Series 2004-1 Principal Funding Account Balance as of the Payment Date after giving effect to all
     withdrawls and deposits made on such Payment Date                                                                            -

 6.3 Series 2004-1 Negative Carry Account Balance as of the Payment Date after giving effect to all
     withdrawls and deposits made on such Payment Date                                                                            -

     Series 2004-1 Required Negative Carry Account Balance, if any, as of the Payment Date after giving
     effect to all withdrawls and deposits made on such Payment Date                                                              -

 6.4 Series 2004-1 Interest Funding Account Balance as of the Payment Date after giving effect to all
     withdrawls and deposits made on such Payment Date                                                                            -

   7 Class A Notes Information for the period June 1, 2004 through October 31, 2004

 7.1 Class A Outstanding Principal Amount as of the Payment Date after giving effect to the transactions
     made on such Payment Date                                                                                       200,000,000.00

 7.2 Class A Nominal Liquidation Amount as of the Payment Date after giving effect to the transactions
     made on such Payment Date                                                                                       200,000,000.00

 7.3 Total amount to be distributed on the Class A Notes on the Payment Date                                           1,656,455.77

 7.4 Total amount, if any, to be distributed on the Class A Notes on the Payment Date allocable to the
     Class A Outstanding Principal Amount                                                                                         -

 7.5 Total amount to be distributed on the Class A Notes on the Payment Date allocable interest on the
     Class A Notes                                                                                                     1,656,455.77

 7.6 Class A Monthly Interest for the Interest Period                                                                    379,333.33

   8 Class B Notes Information for the period June 1, 2004 through October 31, 2004

 8.1 Class B Outstanding Principal Amount as of the Payment Date After giving effect to the transactions
     made on such Payment Date                                                                                        12,000,000.00

 8.2 Class B Nominal Liquidation Amount as of the Payment Date after giving effect to the transactions
     made on such Payment Date                                                                                        12,000,000.00

 8.3 Total amount to be distributed on the Class B Notes on the Payment Date                                             134,314.01

 8.4 Total amount, if any, to be distributed on the Class B Notes on the Payment Date Allocable to the
     Class B Outstanding Principal Amount                                                                                         -

                                                                  Schedule 13(e)


                   ANNUAL SERVICER AND SETTLEMENT CERTIFICATE

                            DEALER NOTE MASTER TRUST


                                  DEALER NOTE
                           ASSET BACKED CERTIFICATES,
                                 SERIES 2004-1

 8.5 Total amount to be distributed on the Class B Notes on the Payment Date allocable interest on the
     Class B Notes                                                                                                       134,314.01

 8.6 Class B Monthly Interest for the Interest Period                                                                     29,373.33

                                SCHEDULE 13 (F)
                            DEALER NOTE MASTER TRUST
                                  SERIES DATA
                   FISCAL YEAR 2004 (11/01/2003 - 10/31/2004)

                                                               SERIES            SERIES             SERIES             SERIES
                                                               1995-1*           1998-1             2000-1             2003-1
 1. Aggregate amount of Collections                        770,920,254.10   1,075,600,774.97   1,075,972,930.13   1,075,972,930.13
    Aggregate amount of Interest Collections                 9,196,631.87      12,506,493.81      12,510,821.61      12,510,821.61
    Aggregate amount of Principal Collections              761,723,622.23   1,063,094,281.16   1,063,462,108.52   1,063,462,108.52

 2. Series Allocation Percentage                                    23.77%             23.12%             23.13%             23.13%
    Floating Allocation Percentage                                  87.26%             86.82%             89.80%             89.80%
    Principal Allocation Percentage                                 19.53%              0.00%              0.00%              0.00%

 3. Total amount Distributed                               202,231,561.56       3,026,892.33       3,439,715.88       3,777,917.42

 4. Total amount of such distribution allocable
    to the Invested Amount of Series                       200,000,000.00               0.00               0.00               0.00

 5. Total amount of such distribution allocable
    to interest on the Series Certificates                   2,231,561.56       3,026,892.33       3,439,715.88       3,777,917.42

 6. Amount of Series allocable Dealer Note
    Losses / (Recoveries)                                         (683.83)           (728.10)           (728.34)           (728.34)
    - Investor portion of Dealer Note
      Losses / (Recoveries)                                       (601.93)           (641.57)           (665.14)           (665.14)
    - Seller portion of Dealer Note
      Losses / (Recoveries)                                        (81.90)            (86.53)            (63.20)            (63.20)

 7. Recoveries on Dealer Note Losses

 8. Draw Amount                                                      0.00               0.00               0.00         361,056.11

 9. Investor Charge Offs                                             0.00               0.00               0.00               0.00

10. Reimbursement of Investor Charge Offs                            0.00               0.00               0.00               0.00

11. Monthly Servicing Fee
    - Series Allocation - Servicing Fee                      1,596,257.93       2,139,902.66       2,140,342.61       2,140,342.61
    - Investor Servicing Fee                                 1,388,577.19       1,852,798.11       1,919,678.33       1,919,678.33
    - Seller Servicing Fee                                     207,680.74         287,104.55         220,664.28         220,664.28

12. Controlled Amortization Amount                                   0.00               0.00               0.00               0.00

13. Invested Amount prior to Distribution Date                       0.00     200,000,000.00     212,000,000.00     212,000,000.00
    Invested Amount after to Distribution Date                       0.00     200,000,000.00     212,000,000.00     212,000,000.00

14. Invested Amount                                                  0.00     200,000,000.00     212,000,000.00     212,000,000.00
    Available Subordinated Amount                                    0.00      31,000,000.00      19,080,000.00      19,080,000.00
    Negative Carry Subordinated Amount                               0.00                 NA                 NA                 NA
    Other                                                            0.00               0.00               0.00               0.00
    Adjusted Invested Amount                                         0.00     231,000,000.00     231,080,000.00     231,080,000.00

    Required Excess Seller's Interest                                0.00       6,000,000.00       6,360,000.00       6,360,000.00

15. Beginning Spread Account Balance                         2,500,000.00       2,500,000.00       2,650,000.00       2,650,000.00
      Withdrawals from Spread Account (-) Interest          (2,518,927.89)        (25,462.60)        (26,959.50)        (26,872.06)
      Deposits to Spread Account      (+) Interest              18,927.89          25,462.60          26,959.50          26,872.06
    Spread Account balance as of the close of
    business on the Distribution date                                0.00       2,500,000.00       2,650,000.00       2,650,000.00

16. Series Principal Account Balance                                 0.00               0.00               0.00               0.00

17. Delinquency on Serviced Portfolio
                                      30 - 59 Days
                                      60 - 89 Days
                                         90+  Days

18. Master Trust Receivables Balance

                                                                 SERIES           SERIES
                                                                2004-1**         2000-VFC            TOTAL
 1. Aggregate amount of Collections                          451,431,941.22   227,796,704.47    4,677,695,535.02
    Aggregate amount of Interest Collections                   5,241,946.24     2,726,927.23       54,693,642.37
    Aggregate amount of Principal Collections                446,189,994.98   225,069,777.24    4,623,001,892.65

 2. Series Allocation Percentage                                      20.55%            4.23%                N/A
    Floating Allocation Percentage                                    93.10%           29.37%                N/A
    Principal Allocation Percentage                                   93.11%            0.00%                N/A

 3. Total amount Distributed                                   1,790,769.79       664,857.25      214,931,714.23

 4. Total amount of such distribution allocable
    to the Invested Amount of Series                                   0.00             0.00      200,000,000.00

 5. Total amount of such distribution allocable
    to interest on the Series Certificates                     1,790,769.79       664,857.25       14,931,714.23

 6. Amount of Series allocable Dealer Note
    Losses / (Recoveries)                                           (228.80)         (102.60)          (3,200.01)
    - Investor portion of Dealer Note
      Losses / (Recoveries)                                         (223.77)         (100.36)          (2,897.91)
    - Seller portion of Dealer Note
      Losses / (Recoveries)                                           (5.03)           (2.24)            (302.10)

 7. Recoveries on Dealer Note Losses                                                                    3,200.00

 8. Draw Amount                                                        0.00             0.00          361,056.11

 9. Investor Charge Offs                                               0.00             0.00                   -

10. Reimbursement of Investor Charge Offs                              0.00             0.00                   -

11. Monthly Servicing Fee
    - Series Allocation - Servicing Fee                          876,300.28       442,397.07        9,335,543.16
    - Investor Servicing Fee                                     813,208.28       384,464.07        8,278,404.31
    - Seller Servicing Fee                                        63,092.00        57,933.00        1,057,138.85

12. Controlled Amortization Amount                                     0.00             0.00                   -

13. Invested Amount prior to Distribution Date               212,000,000.00   200,000,000.00    1,036,000,000.00
    Invested Amount after to Distribution Date               212,000,000.00   200,000,000.00    1,036,000,000.00

14. Invested Amount                                          212,000,000.00   200,000,000.00    1,036,000,000.00
    Available Subordinated Amount                             19,080,000.00    31,000,000.00      119,240,000.00
    Negative Carry Subordinated Amount                                   NA               NA                   -
    Other                                                              0.00             0.00                   -
    Adjusted Invested Amount                                 231,080,000.00   231,000,000.00    1,155,240,000.00

    Required Excess Seller's Interest                          6,360,000.00     6,000,000.00       31,080,000.00

15. Beginning Spread Account Balance                           2,650,000.00     2,500,000.00       15,450,000.00
      Withdrawals from Spread Account (-) Interest               (11,798.27)       (6,452.36)      (2,616,472.68)
      Deposits to Spread Account      (+) Interest                11,798.27         6,452.36          116,472.68
    Spread Account balance as of the close of
    business on the Distribution date                          2,650,000.00     2,500,000.00       12,950,000.00

16. Series Principal Account Balance                                   0.00             0.00                   -

17. Delinquency on Serviced Portfolio
                                      30 - 59 Days                                                          0.01%
                                      60 - 89 Days                                                          0.01%
                                         90+  Days                                                          0.08%

18. Master Trust Receivables Balance                                                           $1,132,392,146.85

* 1995-1 series data as of August 31, 2004, the last day of the Due Period, preceding the Redemption date.
** 2004-1 series data commences as of its closing date, June 10, 2004.